Form 10-Q/A
period 2013-06-30
Delverton Resorts International Inc.
filed 2013-09-12
CIK 1579546

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                     AMENDMENT NO. 1 TO
                          FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2013

                OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

       For the transition period from        to

       Commission file number 		000-54979

                     DELVERTON RESORTS INTERNATIONAL, INC.
           (Exact name of registrant as specified in its charter)


                      CREEKWALK ACQUISITION CORPORATION
                         (Former name of Registrant)


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

                                7
______________________________________________________________________


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

      Creekwalk Acquisition Corporation (the "Company") was incorporated on May 1, 2013 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. On September 11, 2013, the Company changed its name to Delverton Acquisition Corporation in anticipation of a possible change in control.

    Since inception the Company has been in the developmental stage and its operations to date of the period covered by this report have been limited to issuing shares of common stock to its original shareholders and filing a registration statement on Form 10 on June 21, 2013 with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 as amended to register its class of common stock.

    the Company has been formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934.

     The president of the Company is the president, director and shareholder of Tiber Creek Corporation. Tiber Creek Corporation assists companies in becoming public reporting companies and with introductions to the financial community. In order to become a trading company, Tiber Creek Corporation may recommend that a company file a registration statement, most likely on Form S-1, following a business combination with the target company.

     Tiber Creek will typically enter into an agreement with the target company for assisting it to become a public reporting company and for the preparation and filing of a registration statement and the introduction to brokers and market makers. Such services include, if appropriate, the use of the Company. If the target company chooses to enter into a business combination with the Company, the registration statement will be prepared after such business combination. The terms of a business combination may provide for redemption of all or part of their stock in the Company, usually at par.

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

     In analyzing prospective business opportunities, the Company may consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which may be anticipated; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors. This discussion of the proposed criteria is not meant to be restrictive of the virtually unlimited discretion of the Company to search for and enter into potential business opportunities.

     A combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended.

     The Company has, and will continue to have, no capital with which to provide the owners of business entities with any cash or other assets. However, the Company offers owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a reporting company.

     As of June 30, 2013 the Company had not generated revenues and had no income or cash flows from operations since inception. The continuation of the Company as a going concern is dependent upon financial support from its stockholders, its ability to obtain necessary equity financing to continue operations, to successfully locate and negotiate with a business entity for the combination of that target company with the Company. Tiber Creek Corporation will pay all expenses incurred by the Company until a change in control is effected, without repayment.

Subsequent Event

	The Company changed its name to Delverton
Resorts International, Inc. in anticipation of a possible change in control of the Company. No agreements have been executed nor any shares issued or other actions taken, but the Company anticipates that it will effect a change in control. If and when such a change in control does occur, the Company will file a Form 8-K.

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


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

       During the past three years, the Company has issued 20,000,000 common shares pursuant to Section 4(2) of the Securities Act of 1933 for an aggregate purchase price of $2,000 as folllows:

     On May 7, 2013, the Company issued the following shares of its common stock:

Name               Number of Shares         Consideration

Tiber Creek Corporation    10,000,000          $1,000
ABN Bridge Corporation     10,000,000          $1,000

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

                            CREEKWALKDELVERTON RESORTS INTERNATIONAL INC.


                            By:   /s/ James M. Cassidy
                                  President, Chief Financial Officer

Dated:   September 12, 2013