Form 10-Q
period 2013-09-30
Delverton Resorts International Inc.
filed 2013-11-19
CIK 1579546

SECURITIES AND EXCHANGE COMMISSION
              Washington, D.C.  20549
                    FORM 10-Q

(Mark One)
[X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2013

                OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
               For the transition period from        to

         Commission file number 000-54979

       DELVERTON RESORTS INTERNATIONAL INC.
(Exact name of registrant as specified in its charter)

Delaware                                         46-3481302
(State or other                             (I.R.S. Employer
jurisdiction of                             Identification No.)
incorporation or organization)

              A14 Le Quy Don Street
   Phan Thiet City Binh Thuan Province, Vietnam
(Address of principal executive offices)  (zip code)

                011 84 062 3739286
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                         [ X ]  Yes                  [    ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer", "non-accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated filer  [  ]           Accelerated filer         [   ]
Non-accelerated filer    [  ]           Smaller reporting company [ X ]
  (do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                        [ X ] Yes             [   ] No

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

    Class                                   Outstanding at November 1, 2013

Common Stock, par value $0.0001                     5,500,000 shares

Documents incorporated by reference:                   None

                      PART I

ITEM 1.   FINANCIAL STATEMENTS


                      FINANCIAL STATEMENTS

Condensed Balance Sheets as of September 30, 2013 (unaudited)
and May 15, 2013                                                 2

Consensed Statements of Operations for the three months ended
September 30, 2013 and from May 1, 2013 (Inception) to September
30, 2013 (unaudited).                                            3

Condensed Statement of Cash Flows for the Period from May 1,
2013 (Inception) to September 30, 2013 (unaudited)               4

Notes to Financial Statements (unaudited)                       5-8

______________________________________________________________________
                      Delverton Resorts International Inc.
                 (Formerly Creekwalk Acquisition Corporation
                        (A Development Stage Company)
                          Condensed Balance Sheets

                      ASSETS

                                                September 30,2013   May 15, 2013
                                                  ------------      ------------
                                                   (unaudited)
  Current Assets
    Cash                                         $        550       $    2,000
                                                  ------------      -----------
            Total assets                         $        550       $    2,000
                                                  ============      ===========


    LIABILITIES AND SHAREHOLDERS' EQUITY

  Current liabilities
    Accrued liabilities                                 1,150              400
                                                  ------------      -----------
            Total liabilities                           1,150              400
                                                  ------------      -----------
  Stockholders' Deficit
    Preferred stock, $0.0001 par value,
    20,000,000 shares authorized; none
    issued and outstanding                                  -                -

  Common stock, $0.0001 par value, 100,000,000
    shares authorized; 5,500,000 and 20,000,000
    shares issued and outstanding at September
    30, 2013 and December 31, 2013, respectively          550            2,000

  Additional paid-in capital                           85,641              193

  Deficit accumulated during the
       development stage                              (86,791)            (593)
                                                  ------------      -----------

  Total Stockholders' Deficit                            (600)           1,600
                                                  ------------      -----------

  Total Liabilities and Stockholders'
        Deficit                                   $       550       $    2,000
                                                  ============      ===========



The accompanying notes are an integral part of these condensed financial statements.

______________________________________________________________________
                      Delverton Resorts International Inc.
                 (Formerly Creekwalk Acquisition Corporation
                        (A Development Stage Company)
                     Condensed Statements of Operations
                               (Unaudited)

                                   For the three      For the period from
                                    months ended         May 1, 2013
                                    September 30,      (Inception) to
                                         2013         September 30, 2013
                                  --------------      -----------------
    Revenue                         $          -       $            -
                                  --------------      ------------------
    Operating expenses                    85,448                 86,791
                                  --------------      ------------------
    Operating loss                       (85,448)               (86,791)


    Net loss                        $    (85,448)      $        (86,791)
                                    =============      ==================

    Loss per share -
        basic and diluted           $     (0.00)
                                   ==============

    Weighted average shares-
        basic and diluted               5,500,000
                                   ==============


The accompanying notes are an integral part of these condensed financial statements.

______________________________________________________________________
                      Delverton Resorts International Inc.
                 (Formerly Creekwalk Acquisition Corporation
                        (A Development Stage Company)
                     Condensed Statements of Cash Flows
                                (Unaudited)

                                                      For the period from
                                                          May 1, 2013
                                                        (Inception) to
                                                      September 30, 2013
                                                      ------------------
 OPERATING ACTIVITIES

   Net loss                                            $     (86,791)
                                                       ----------------
      Change in operating assets and liabilities:

      Accrued liabilities                                      1,150
                                                       ----------------
      Net cash used in operating activities                  (85,641)
                                                       ----------------
 FINANCING ACTIVITIES

   Proceeds from issuance of common stock                      2,000

   Redemption of common stock                                 (1,950)

   Proceeds from stockholders' contribution                   85,641
                                                       ----------------
        Net cash provided by financing activities             86,191
                                                       ----------------
   Net increase in cash                                          550

   Cash, beginning of period                                      -
                                                       ----------------
   Cash, end of period                                 $         550
                                                       ================


The accompanying notes are an integral part of these condensed financial statements.

______________________________________________________________________
                      Delverton Resorts International Inc.
                 (Formerly Creekwalk Acquisition Corporation
                        (A Development Stage Company)
                   Notes to Condensed Financial Statements
                                (Unaudited)

NOTE 1   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Creekwalk Acquisition Corporation ("Creekwalk" or "the Company") was incorporated on May 1, 2013 under the laws of the state of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception and its operations to date have been limited to issuing shares to its original shareholders. The Company will attempt to locate and negotiate with a business entity for the combination of that target company with Creekwalk. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that the Company will be successful in locating or negotiating with any target company. The Company has been formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934.

On September 26, 2013, Delverton Resorts International Inc. (formerly Creekwalk Acquisition Corporation) (the "Company") issued 5,000,000 shares of its common stock at $.0001 representing 90.9% of the total outstanding 5,500,000 shares of common stock.

On September 25, 2013, The Registrant redeemed an aggregate of
19,500,000 of the then 20,000,000 shares of outstanding stock at a redemption price of $.0001 per share for an aggregate redemption price of $1,950.

On September 25, 2013, Kirill Neklyudov was named as the President of the Company; Mark Canevari was named as the Vice President, General Manager; Nguyen Thi Uyen Linh was named as Secretary; and Anna
Neklyudova was named as Treasurer of the Company.

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

Cash and cash equivalents

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash equivalents as of September 30, 2013.

______________________________________________________________________
                      Delverton Resorts International Inc.
                 (Formerly Creekwalk Acquisition Corporation
                        (A Development Stage Company)
                   Notes to Condensed Financial Statements
                                (Unaudited)
Concentration of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance
Corporation limit as of September 30, 2013.

Income Taxes

Under ASC 740, "Income Taxes", deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of September 30, 2013, there were no deferred taxes.

Loss per Common Share

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of September 30, 2013, there are no outstanding dilutive securities.

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

______________________________________________________________________
                      Delverton Resorts International Inc.
                 (Formerly Creekwalk Acquisition Corporation
                        (A Development Stage Company)
                   Notes to Condensed Financial Statements
                                (Unaudited)
NOTE 2 - GOING CONCERN

The Company has not yet generated any revenue since inception to date and has sustained operating losses for the period from May 1 (Inception) to September 30, 2013. As of September 30, 2013, the Company has an accumulated deficit of $86,791. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

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

On September 25, 2013, the Company redeemed an aggregate of 19,500,000 of the then 20,000,000 shares of outstanding stock at a redemption price of $.0001 per share for an aggregate redemption price of $1,950.

On September 26, 2013, Delverton Resorts International, Inc. (formerly Creekwalk Acquisition Corporation) (the "Company") issued 5,000,000 shares of its common stock for cash at $.0001 representing 90.9% of the total outstanding 5,500,000 shares of common stock.

______________________________________________________________________
                      Delverton Resorts International Inc.
                 (Formerly Creekwalk Acquisition Corporation
                        (A Development Stage Company)
                   Notes to Condensed Financial Statements
                                (Unaudited)

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of September 30, 2013, 5,500,000 shares of common stock and no preferred stock were issued and outstanding.

NOTE 5   SUBSEQUENT EVENT

On October 29, 2013, Delverton Resorts International Inc (the "Company") issued 20,000,000 shares of its Series A Preferred at $.0001 representing 100% of the total authorized shares of the Company's preferred stock to Kirill Neklyudov, president of the Registrant and its common stock majority shareholder.

______________________________________________________________________



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

     Delverton Resorts International Inc. (formerly Creekwalk Acquisition Corporation) (the "Company") was incorporated in the State of Delaware on May 1, 2013.

     Since inception the Company has been in the developmental stage and its operations to date have been limited to issuing shares of common stock to its original shareholders and filing a registration statement on Form 10 with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 as amended to register its class of common stock.

     On September 25, 2013, the following events occurred which resulted in a change of control of the Company:

     1. The Company redeemed an aggregate of 19,500,000 of the then 20,000,000 shares of outstanding stock at a redemption price of $.0001 per share for an aggregate redemption price of $1,950.

     2. The then current officers and directors resigned and the following persons were named to serve as directors of the Company:
               Kirill Neklyudov
               Mark Canevari
               Nguyen Thi Uyen Linh
               Anna Neklyudova

     3. The following persons were appointed to the offices listed next to their names:

          Kirill Neklyudov         President
          Mark Canevari            Vice President, General Manager
          Nguyen Thi Uyen Linh     Secretary
          Anna Neklyudova          Treasurer

     On September 26, 2013, the Company issued 5,000,000 shares of its common stock resulting in a total of 5,500,000 shares outstanding. The Company filed a Form 8-K noticing the above transactions.

     The Company is designed to develop as a residential, hospitality and entertainment developer through merger with an existing company, Delverton Vietnam Co., Ltd, or through independent development. Delverton Vietnam has developed plans for an initial project to be a 247 acre multi-purpose development in the Mui Ne area of Southeast Vietnam. The project is proposed to include two luxury hotels one of which is designed with 250 rooms, 250 single family type vacation residences for individual sale, specialty restaurants and a spa facility. The proposed property is bordered to the south by a 3,000' beachfront. The area development is intended to include a 100-acre entertainment park which would include a water park, bowling center, arcade games, cinema and other entertainment and amusement rides and activities. As a public company, the Company intends to raise the funds to develop this project.

     The Company intends to develop by future acquisitions or mergers but no agreements have been reached regarding any acquisition or other business combination. The Company changed its name as part of the change in control. When the Company makes any acquisitions, mergers or other business combination, the Company will file a Form 8-K but until such time the Company remains a shell company.

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

     As of September 30, 2013, the Company had not generated revenues and had no income or cash flows from operations since inception. At September 30, 2013, the Company has an accumulated deficit of $86,791.

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

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

     Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 ("Exchange Act"), the Company's management, under the supervision and with the participation of the Chief Financial Officer and the Chief Operating Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2013, the end of the period covered by this Quarterly Report on Form 10-Q.

     Based upon that evaluation, the Chief Operating Officer and Chief Financial Officer concluded that, as of September 30, 2013, the disclosure controls and procedures were effective. Disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

     Notwithstanding the change in control there was no change in the Company's internal control over financial reporting that was identified in connection with such evaluation that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
                      PART II
ITEM 1.  LEGAL PROCEEDINGS

     There are no pending, threatened or actual legal proceedings in which the Company or any subsidiary is a party.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     All shares of common stock issued by the Company have been issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving any public offering.

     During the past three years, the Company has issued the following common shares:

     On May 7, 2013, the Company issued 20,000,000 shares to two shareholders pursuant to Section 4(2) of the Securities Act of 1933.
On September 25, 2013, the Company redeemed proportionately from its two shareholders an aggregate of 19,500,000 of the then 20,000,000 shares of outstanding stock at a redemption price of $0.0001 per share.

     On September 26, 2013, the Company issued 5,000,000 shares of its common stock pursuant to Section 4(2) of the Securities Act of 1933 to three shareholders at par.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On September 11, 2013, pursuant to the unanimous vote of the shareholders, the Company changed its name to Delverton Resorts
International Inc.

ITEM 5.  OTHER INFORMATION

               (a)  Not applicable.
               (b)  Item 407(c)(3) of Regulation S-K:

     During the quarter covered by this Report, there have not been any material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

ITEM 6.  EXHIBITS

          (a)     Exhibits

 31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

 31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

 32.1 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 32.2 Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                    SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: November 19, 2013       /s/ Mark Canevari, Chief Operating Officer