Form 10-K
period 2013-12-31
Delverton Resorts International Inc.
filed 2014-03-31
CIK 1579546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal year ended December 31, 2013

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

DELVERTON RESORTS INTERNATIONAL, INC.

(Exact name of Registrant as Specified in its charter)

Delaware	000-54979	46-3481302
(State or other jurisdiction of incorporation or organization)	(Commission file number)	(IRS Employer Identification No.)

A14 Le Quy Don Street

Phan Thiet City

Binh Thuan Province, Vietnam

(Address of principal executive offices) (Zip Code)

011 84 062 3739286

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [  ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [  ] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

[  ]  Large accelerated filer     [  ]  Accelerated filer      [  ]  Non-accelerated filer      [X]  Smaller Reporting Company

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). [X] Yes [  ] No

The aggregate market value of the Common Stock held by non-affiliates as of December 31, 2013 was $0.00.

There were 6,500,000 shares of Common Stock and 20,000,000 shares of Preferred Stock, $0.0001 par value, outstanding as of March 1, 2014.

FORWARD LOOKING STATEMENTS

This Form 10-K and other reports filed by Registrant from time to time with the Securities and Exchange Commission (collectively the “Filings”) contain or may contain forward looking statements and information that are based upon beliefs of, and information currently available to, Registrant’s management as well as estimates and assumptions made by Registrant’s management. When used in the filings the words “anticipate”, “believe”, “estimate”, “expect”, “future”, “intend”, “plan” or the negative of these terms and similar expressions as they relate to Registrant or Registrant’s management identify forward looking statements. Such statements reflect the current view of Registrant with respect to future events and are subject to risks, uncertainties, assumptions and other factors relating to Registrant’s industry, Registrant’s operations and results of operations and any businesses that may be acquired by Registrant. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned.

Although Registrant believes that the expectations reflected in the forward looking statements are reasonable, Registrant cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, Registrant does not intend to update any of the forward-looking statements to conform these statements to actual results.

In this report references to “we,” “our,” “us,” the “Company,” the “Corporation,” the “Registrant,” the “Issuer,” or “Delverton” refer to Delverton Resorts International, Inc., formerly known as Creekwalk Acquisition Corporation, a Delaware corporation.

PART I

ITEM 1. BUSINESS

Delverton Resorts International Inc. (formerly Creekwalk Acquisition Corporation) (the “Company”) was incorporated in the State of Delaware on May 1, 2013.

Since inception we have been in the developmental stage and our operations to date have been limited to issuing shares of common stock to its original shareholders and filing a registration statement on Form 10 with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 as amended to register its class of common stock.

On September 11, 2013, the shareholders of the Corporation and the Board of Directors unanimously approved the change of the Company’s name to Delverton Resorts International, Inc.

On September 25, 2013, we effected a change of control and began developing our business as a developer of residential, hospitality and entertainment properties.

We intend to grow through merger with an existing company, Delverton Vietnam Co., Ltd, or through independent development. Delverton Vietnam has developed plans for an initial project to be a 247 acre multi-purpose development in the Mui Ne area of Southeast Vietnam. The project is proposed to include two luxury hotels one of which is designed with 250 rooms, 250 single family type vacation residences for individual sale, specialty restaurants and a spa facility. The proposed property is bordered to the south by a 3,000’ beachfront. The area development is intended to include a 100-acre entertainment park which would include a water park, bowling center, arcade games, cinema and other entertainment and amusement rides and activities. As a public company, the Company intends to raise the funds to develop this project.

We intend to develop by future acquisitions or mergers but no agreements have been reached regarding any acquisition or other business combination. A combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended.

ITEM 1A. RISK FACTORS

We have no operations to date and are not expected to begin any operations until a completion of a business combination

We have no operating history or revenue with minimal assets and operate at a loss and its continuation as a going concern is dependent upon support from our stockholders or obtaining additional capital.

We have not generated revenues and have no income or cash flows from operations since inception. We have sustained losses to date and will, in all likelihood, continue to incurring expenses without corresponding revenues, at least until the consummation of a business combination.

Our election not to opt out of JOBS Act extended accounting transition period may not make our financial statements easily comparable to other companies

Pursuant to the JOBS Act of 2012, as an emerging growth company we can elect to opt out of the extended transition period for any new or revised accounting standards that may be issued by the PCAOB or the SEC. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the standard for the private company. This may make comparison of our financial statements with any other public company which is not either an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible as possible different or revised standards may be used.

Indemnification of officers and directors may put our assets at risk

The certificate of incorporation of the Company provides that the Company may indemnify its officers and/or directors for liabilities, which can include liabilities arising under the securities laws. Assets of the Company could be used or attached to satisfy any liabilities subject to such indemnification.

Our proposed operations are speculative

The success of our proposed business plan will depend to a great extent on the operations, financial condition and management of the private company which combines with the Company. While business combinations with entities having established operating histories are preferred, there can be no assurance that we will be successful in locating candidates meeting such criteria. The decision to enter into a business combination will likely be made without detailed feasibility studies, independent analysis, market surveys or similar information which, if we had more funds available to it, would be desirable. In the event we complete a business combination the success of its operations will be dependent upon management of the private company and numerous other factors beyond our control. There is no assurance that we can identify a company and consummate a business combination.

We will seek only one business combination and as such there is no diversification of investment

Our goal is to seek, and acquire an interest in a business entity which desires to seek the perceived advantages of a corporation which has a class of securities registered under the Exchange Act. We may participate in a business venture of virtually any kind or nature and it will not restrict its search to any specific business, industry, or geographical location.

Management anticipates that the Company will be able to participate in only one potential business venture because we have nominal assets and limited financial resources. This lack of diversification should be considered a substantial risk to our shareholders because it will not permit the Company to offset potential losses from one venture against gains from another.

Possible classification as a penny stock which may increase reporting obligations for any transaction and additional burden on any potential broker

In the event that a public market develops for our securities following a business combination, such securities may be classified as a penny stock depending upon their market price and the manner in which they are traded. The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock”, for purposes relevant to the Company, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share whose securities are admitted to quotation but do not trade on the Nasdaq Capital Market or on a national securities exchange. For any transaction involving a penny stock, unless exempt, the rules require delivery by the broker of a document to investors stating the risks of investment in penny stocks, the possible lack of liquidity, commissions to be paid, current quotation and investors’ rights and remedies, a special suitability inquiry, regular reporting to the investor and other requirements.

There is a scarcity of and competition for business opportunities and combinations

We are and will continue to be an insignificant participant in the business of seeking mergers with and acquisitions of business entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may be merger or acquisition candidates for us. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than us and, consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, we will also compete with numerous other small public companies in seeking merger or acquisition candidates.

There is no agreement for a business combination and no minimum requirements for business combination

We currently have no arrangement, agreement or understanding with respect to engaging in a business combination with a specific entity. When, if at all, we enter into a business combination it will file the required reports with the Securities and Exchange Commission. There can be no assurance that we will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. No particular industry or specific business within an industry has been selected. We have not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which it will require a private company to have achieved, or without which we would not consider a business combination with such business entity. Accordingly, we may enter into a business combination with a business entity having no significant operating history, losses, limited or no potential for immediate earnings, limited assets, negative net worth or other negative characteristics. There is no assurance that we will be able to negotiate a business combination on favorable terms.

Reporting requirements may delay or preclude acquisition

Pursuant to the requirements of Section 13 of the Exchange Act, we are required to provide certain information about significant acquisitions including audited financial statements of the acquired company. Obtaining audited financial statements is the economic responsibility of the private company. The additional time and costs that may be incurred by some potential companies to prepare such financial statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition.

Prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

Notwithstanding a company’s agreement to obtain audited financial statements within the required time frame, such audited financial statements may not be available to us at the time of entering into an agreement for a business combination. In cases where audited financial statements are unavailable, we will have to rely upon information that has not been verified by outside auditors in making its decision to engage in a transaction with the business entity. This risk increases the prospect that a business combination with such a company might prove to be an unfavorable one for us.

Possible Regulation under Investment Company Act which, if imposed, would substantially increase reporting and compliance costs and regulations

In the event we engage in business combinations which result in us holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act of 1940. Passive investment interests, as used in the Investment Company Act, essentially means investments held by entities which do not provide management or consulting services or are not involved in the business whose securities are held. In such event, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the Securities and Exchange Commission as to the status of the Company under the Investment Company Act of 1940. Any violation of such Act could subject the Company to material adverse consequences.

We may effect a change in control and management and the biographies and objectives of such management and its impact on the Company are unknown

A business combination involving the issuance of the common stock of the Company will, in all likelihood, result in shareholders of a private company obtaining a controlling interest in the Company. As a condition of the business combination agreement, our shareholders may agree to sell, transfer or retire all or a portion of their stock of the Company to provide the target company with all or majority control. The resulting change in control of the Company will likely result in removal of the present officers and directors of the Company and a corresponding reduction in or elimination of their participation in the future affairs of the Company.

We may effect a business combination which may have a possible impact on the value of the shares of our common stock so reliance on such present data is not a good indicator of future value

A business combination normally will involve the issuance of a significant number of additional shares. Depending upon the value of the assets acquired in such business combination, the per share value of the common stock of the Company may increase or decrease, perhaps significantly.

Federal and state tax consequences will, in all likelihood, be major considerations in any business combination we may undertake

Currently, such transactions may be structured so as to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions. We intend to structure any business combination so as to minimize the federal and state tax consequences to both the Company and the private company; however, there can be no assurance that such business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes which may have an adverse effect on both parties to the transaction. Any potential acquisition or merger with a foreign company may create additional risks.

It is possible we will enter a business combination with a foreign entity and will therefore be subject to risks and taxes that are currently unknown and the impact of which is presently unpredictable

If we enter into a business combination with a foreign concern it will be subject to risks inherent in business operations outside of the United States. These risks include, for example, currency fluctuations, regulatory problems, punitive tariffs, unstable local tax policies, trade embargoes, risks related to shipment of raw materials and finished goods across national borders and cultural and language differences. Foreign economies may differ favorably or unfavorably from the United States economy in growth of gross national product, rate of inflation, market development, rate of savings, capital investment, resource self-sufficiency, balance of payments positions, and in other respects. Any business combination with a foreign company may result in control of the Company by individuals who are not resident in the United States and in assets which are located outside the United States, either of which could significantly reduce the ability of the shareholders to seek or enforce legal remedies

There is currently no trading market for our common stock

Outstanding shares of our Common Stock cannot be offered, sold, pledged or otherwise transferred unless subsequently registered pursuant to, or exempt from registration under, the Securities Act and any other applicable federal or state securities laws or regulations. These restrictions will limit the ability of our stockholders to liquidate their investment.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our current facility is located at A14 Le Quy Don Street Phan Thiet City Binh Thuan Province, Vietnam.

ITEM 3. LEGAL PROCEEDINGS

There are not presently any material pending legal proceedings to which we are a party or as to which any of our property is subject, and no such proceedings are known to us to be threatened or contemplated against it.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUERS PURCHASES OF EQUITY SECURITIES

(a) Market Information. Our common stock is not trading on any stock exchange. There has been no market activity in its stock since its inception through the date of this filing.

(b) Holders. The issued and outstanding shares of our common stock were issued to two shareholders in accordance with the exemptions from registration afforded by Section 4(2) of the Securities Act of 1933.

(c) Dividends. We have not paid any dividends on our common stock to date and do not intend to pay dividends prior to the completion of a business combination. The payment of dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our then board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We were organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

We may consider a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

We anticipate that the selection of a business combination will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking even the limited additional capital which we will have and/or the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Results of Operations

Net Revenue

The net revenues for the period from May 1, 2013 (inception) to December 31, 2013 were $0. No net revenue was due to our inactive operational state while seeking for acquisition candidates.

Operating Expenses

The operating expenses for the period from May 1, 2013 (inception) to December 31, 2013 were $87,448. The operating expenses were primarily attributed to the legal cost related to the entity formation, SEC filings and stock-based compensation.

Net Loss

As a result of the above, the net operating loss for the year ended December 31, 2013 was $87,448. The net operating loss was primarily attributed to the legal cost related to the entity formation, SEC filings and stock-based compensation.

Liquidity and Capital Resources

We incurred a net operating loss of $87,448 and a negative cash flow from operation of $85,448 for the year ended December 31, 2013.

Cash Flows

Operating activities. We do not currently engage in any business activities that provide cash flow. We currently have no source of revenue to cover its costs. These matters raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. We will limit all operational activities to searching and consummating a business combination. We will offer non-cash consideration and seek equity lines as the sole method of financing for the near term.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Please see the audited financial statements beginning on page F-1 located elsewhere in this annual report on Form 10-K and incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures. As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures are ineffective to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and which also are ineffective in ensuring that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b)	Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the (i) effectiveness and efficiency of operations, (ii) reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and (iii) compliance with applicable laws and regulations.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s assessment of the effectiveness of the company’s internal control over financial reporting is as of the fiscal year ended December 31, 2013. We believe that our internal control over financial reporting is ineffective due to the following:

Insufficient Resources: The an inadequate number of personnel with requisite expertise in the key functional areas of finance and accounting to be able to have appropriately designed and operating entity level controls including risk assessment; information and communication; monitoring; and financial reporting.

Inadequate Segregation of Duties: The Company has inadequate number of personnel to properly implement control procedures.

Lack of Audit Committee and Outside Directors on the Company’s Board of Directors: The Company does not have a functioning audit committee or outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

This Annual Report on Form 10-K does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only management’s report in this Annual Report.

(c)	Changes in internal controls. There was no change in our internal controls over financial reporting that occurred during the fiscal year ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a) Identification of Directors and Officers.

A.	Identification of Directors and Officers. The current officers and directors will serve for one year or until their respective successors are elected and qualified. They are:

Name	Age	Position
Kirill Neklyudov	46	President, Director
Mark Canevari	54	Vice President, Chief Operating Officer, Director
Nguyen Thi Uyen Linh	35	Secretary, Director
Anna Neklyudova	38	Treasurer, Director

Kirill Neklyudov, President and Director

Kirill Neklyudov is Russian born, fluent in both Russian and English and resides in Hong Kong. Mr. Neklyudov received his MBA from Kingston University in 2006 and BS degree in electronics and automation from Moscow State University in 1999. In 2004, Mr. Neklyudov became the CEO of the Delverton Group, Inc., BVI. In 2006, a subsidiary of Delverton Group, Inc. BVI was created in Vietnam, Delverton Vietnam Co., Ltd., for the purpose of developing a multi-purpose resort and residential complex. Mr. Neklyudov is the president of Delverton Vietnam. In addition, Mr. Neklyudov serves as the CEO of Group Of Company, CTTH, registered in China, which supplies products for hotel outfitting including lighting, furnishings, flooring, wall coverings, appliances, etc.

Mark Canevari, Vice President, Chief Operating Officer and Director

Mark Canevari is American born and resides in Vietnam. Mr. Canevari received his MBA degree from Phoenix University in 1984 and the ASTM Level III Certification for Ultrasound, Liquid Penetrate, and Eddy Current Non-Destructive Testing Standards in 1988 from the Don Bosco Technical Institute. Mr. Canevari worked extensively in the construction industry beginning in 1995 with his main focus on new residential homes tracts, including some light commercial structures and golf courses. Beginning in 2007, Mr. Canevari left the construction industry and relocated to China to serve as a consultant to the Chinese Women’s Professional Golf Tour, which he had founded in 2003. In 2011, Mr. Canevari joined Delverton Vietnam as Vice Chairman General Director responsible for operations and implementation of the development of the resort complex.

Nguyen Thi Uyen Linh, Secretary and Director

Nguyen Thi Uyen Linh is Vietnamese born and fluent in Vietnamese and English. Ms. Linh received a BA degree from the University of Technology, Ho Chi Minh City in 2000 and holds several hotelier accreditations in hospitality and management. From 2001 to 2010, Ms. Linh served as the Front Office Manager for a local 4-star hotel under the Accor Hotel Group brand. Since 2010, Ms. Linh has served as the Executive Office Manager at Delverton Vietnam.

Anna Neklyudova, Treasurer and Director

Anna Neklyudova is Russian born, fluent in Russian and English and resides in Hong Kong. Mrs. Neklyudova received her BA degree in Economics from State Mountain Academy of Ukraine in 1998 and her BS degree in Psychology from St. Petersburg State University in 2008. Mrs. Neklyudova also graduated from Gelos Antiques Art Examination Institute, Moscow, in 2009, and holds History of Art and Antiques Experts International Qualifications. In 2006, Mrs. Neklyudova created Elite Home, a Russian registered company providing interior decorating services. In 2010, Mrs. Neklyudova created Astarta Ventures Corp, a BVI company, as the parent company of Elite Home. Mrs. Neklyudova is the wife of Kirill Neklyudov.

There are no agreements or understandings for the above-named officers or directors to resign at the request of another person and the above-named officers and directors are not acting on behalf of nor will act at the direction of any other person.

B.	Significant Employees. None

C.	None

D.	Involvement in Certain Legal Proceedings. None

E.	The Board of Directors acts as the Audit Committee and the Board has no separate committees. We have no qualified financial expert at this time because it has not been able to hire a qualified candidate. Further, we believe that it has inadequate financial resources at this time to hire such an expert. We intend to continue to search for a qualified individual for hire.

(b) Section 16(a) Beneficial Ownership Compliance.

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of the our common stock and other equity securities, on Form 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish our company with copies of all Section 16(a) reports they file. Based solely on our review of the copies of such reports received by us, and on written representations by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, with respect to the fiscal year ended December 31, 2008, our officer, sole director and shareholder, known to us to own more than 10% of our common stock had a late filing of the Form 3 Initial Statement of Beneficial Ownership of Securities.

(c) Code of Ethics.

We currently do not have a code of ethics. Upon consummation of a business combination, we intend to adopt a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.

(d) Board Committees and Designated Directors.

We currently do not have any committees. It is intended that the board of directors will establish an Audit Committee upon the consummation of a business combination. The board of directors will take all reasonable actions to ensure that one of the members of the Audit Committee will be an “audit committee financial expert,” as such term is defined in the rules of the Securities and Exchange Commission. We will evaluate establishing such committees in the future.

ITEM 11. EXECUTIVE COMPENSATION

Our officers and directors do not receive any compensation for services rendered to the Company since inception, has not received such compensation in the past, and is not accruing any compensation pursuant to any agreement with the Company. No remuneration of any nature has been paid for or on account of services rendered by a director in such capacity. However, our officers and directors are also indirect beneficial shareholders and anticipate receiving possible benefits as beneficial shareholders if the value of the shares of the Company increase after a business transaction is effected as in such business transaction they will likely retain some of their shares in the Company and would benefit from any such increase in share value.

Our officers and directors will not receive any finder’s fee, either directly or indirectly, as a result of any efforts to implement our business plan outlined herein.

It is possible that, after we successfully consummates a business combination with an unaffiliated entity, that entity may desire to employ or retain one or a number of members of our management for the purposes of providing services to the surviving entity. However, we have adopted a policy whereby the offer of any post-transaction employment to members of management will not be a consideration in our decision whether to undertake any proposed transaction.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted for the benefit of its employees.

There are no understandings or agreements regarding compensation our management will receive after a business combination that is required to be included in this table, or otherwise.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of December 31, 2013 with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of our executive officers and directors; and (iii) our directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Name	Amount and Nature of Beneficial Ownership	Percentage of Class
All Officers and Directors as a group	5,000,000	90.9%

Description of Securities

Since inception, we have issued 20,000,000 common shares pursuant to Section 4(2) of the Securities Act of 1933 for an aggregate purchase price of $2,000.

On September 25, 2014, we redeemed 19,500,000 shares of the outstanding stock at a redemption price of $.0001 per share for an aggregate redemption price of $1,950.

On September 26, 2013, we issued 3,000,000 shares of Common stock to Kirill Neklyudov, 1,000,000 shares of Common stock to Anna Neklyudova and 1,000,000 shares of Common stock to Mark Canevari.

On October 29, 2013, we issued 20,000,000 shares of our Series A Preferred stock at $.0001 to Kirill Neklyudov.

As of December 31, 2013, we had (i) 100,000,000 shares of common stock authorized, $0.0001 par value, of which 5,500,000 shares were issued and outstanding, and (ii) 20,000,000 shares of Preferred Stock authorized, $0.0001 par value, of which 20,000,000 was issued and outstanding.

There is not and has never been any established “public market” for our shares of common stock. We intend to submit for quotation of our common stock on the OTC Bulletin Board in the near future. In any event, no assurance can be given that any market for the Company’s common stock will develop or be maintained.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K and Item 407(a) of Regulation S-K.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed from inception to the most recently completed fiscal period ended December 31, 2013 for professional services rendered by Anton & Chia LLP, for the audit of our annual financial statements, quarterly reviews of our interim consolidated financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

Year Ended December 31, 2013
Audit Fees	$3,500
Audit Related Fees	-
Tax Fees	-
All Other Fees	-
Total	$3,500

In the above table, “audit fees” are fees billed by our company’s external auditor for services provided in auditing our company’s annual financial statements for the subject year along with reviews of interim quarterly financial statements and involvement with various in arrears filing earlier in 2013. “Audit-related fees” are fees not included in audit fees that are billed by the auditor for assurance and related services that are reasonably related to the performance of the audit review of our company’s financial statements. “Tax fees” are fees billed by the auditor for professional services rendered for tax compliance, tax advice and tax planning. “All other fees” are fees billed by the auditor for products and services not included in the foregoing categories.

Policy on Pre-Approval by Audit Committee of Services Performed by Independent Auditors

The board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

a)	Financial Statements

b)	Financial Statements Schedules

None

c)	Exhibits

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of President (Principal Executive Officer)*
32.1	Section 1350 Certification of President (Principal Executive Officer)*
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

* Filed herewith

** In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this annual report on Form 10-K shall be deemed “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

DEVERTON RESORTS INTERNATIONAL, INC.

By:	/s/ Kirill Neklyudov
Kirill Neklyudov
President and Director

Date:	March 31, 2013

TABLE OF CONTENTS

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

17

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Delverton Resorts International, Inc. (Formerly Creekwalk Acquisition Corporation)

We have audited the accompanying balance sheet of Delverton Resorts International, Inc. (the “Company”) (a development stage company) as of December 31, 2013, and the related statements of operations, stockholders’ equity and cash flows for the period from May 1, 2013 (inception) to December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Company’s internal control over financial reporting. Accordingly, we express no such opinion. Our audit included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audit also included assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013, and the results of its operations and its cash flows for the period from May 1, 2013 (inception) through December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has had an accumulated deficit of $87,448 since inception. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2, which includes the raising of additional equity financing or merger with another entity. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anton & Chia LLP
Newport Beach, CA
March 31, 2014

DELVERTON RESORTS INTERNATIONAL, INC.

(FORMERLY CREEKWALK ACQUISITION CORPORATION)

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

December 31, 2013
ASSETS

Current Assets
Cash	$550
Total Current Assets	$550

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$-
Total Current Liabilities	-

Stockholders’ Equity
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; 20,000,000 shares issued and outstanding as of December 31, 2013	2,000

Common stock; $0.0001 par value, 100,000,000 shares authorized; 5,500,000 shares issued and outstanding as of December 31, 2013	550

Additional paid-in capital	85,448
Deficit accumulated during the development stage	(87,448)
Total Stockholders’ Equity	550
Total Liabilities and Stockholders’ Equity	$550

The accompanying notes are an integral part of these financial statements

DELVERTON RESORTS INTERNATIONAL, INC.

(FORMERLY CREEKWALK ACQUISITION COMPANY)

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF OPERATIONS

For the Period From
May 1, 2013 (Inception)
to December 31, 2013

Revenue	$-

General & administrative expenses	85,448
Stock-based compensation	2,000

Total expense	87,448

Net loss	$(87,448)

Loss per share - basic and diluted	$(0.00)

Weighted average shares - basic and diluted	3,131,000

The accompanying notes are an integral part of these financial statements

DELVERTON RESORTS INTERNATIONAL, INC.

(FORMERLY CREEKWALK ACQUISITION CORPORATION)

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

						Deficit
					Additional	Accumulated	Total
	Common Stock		Preferred Stock		Paid-in	During the	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Development Stage	Equity
Balance, May 1, 2013 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Common stock	20,000,000	2,000	-	-	-	-	2,000
Redemption of Common stock	(19,500,000)	(1,950)	-	-	-	-	(1,950)
Issuance of Common stock	5,000,000	500	-	-	-	-	500
Issuance of Preferred stock	-	-	20,000,000	2,000	-	-	2,000
Net loss	-	-	-	-	-	(87,448)	(87,448)
Additional paid-in capital	-	-	-	-	85,448	-	85,448
Balance December 31, 2013	5,500,000	$550	20,000,000	$2,000	$85,448	$(87,448)	$550

The accompanying notes are an integral part of these financial statements

DELVERTON RESORTS INTERNATIONAL, INC.

(FORMERLY CREEKWALK ACQUISITION CORPORATION)

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS

For the Period From May 1, 2013 (Inception) to December 31, 2013
OPERATING ACTIVITIES:
Net loss	$(87,448)
Adjustment to reconcile net income to net cash used in operating activities:
Stock-based compensation	2,000
Net cash used in operating activities	$(85,448)

FINANCING ACTIVITIES:
Proceeds from stockholders’ additional contribution	$85,448
Net cash provided by financing activities	85,448

Net increase in cash	-

Cash, beginning of period	550
Cash, end of period	$550

The accompanying notes are an integral part of these financial statements

DELVERTON RESORTS INTERNATIONAL, INC.

(FORMERLY CREEKWALK ACQUISITION CORPORATION)

(DEVELOPMENTAL STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Creekwalk Acquisition Corporation (“Creekwalk” or “the Company”) was incorporated on May 1, 2013 under the laws of the state of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception and its operations to date have been limited to issuing shares to its original shareholders. The Company will attempt to locate and negotiate with a business entity for the combination of that target company with Creekwalk. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that the Company will be successful in locating or negotiating with any target company. The Company has been formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934.

On September 6, 2013, the shareholders of the Corporation and the Board of Directors unanimously approved the change of the Company’s name to Delverton Resorts International, Inc. and filed such change with the State of Delaware.

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

On September 26, 2013, the Registrant issued 5,000,000 shares of its common stock at $.0001 representing 90.9% of the total outstanding 5,500,000 shares of common stock.

On October 29, 2013, the Registrant issued 20,000,000 shares of its Series A Preferred stock at $.0001 to Kirill Neklyudov representing 100% of the total outstanding 20,000,000 shares of preferred stock.

BASIS OF PRESENTATION

The summary of significant accounting policies presented below is designed to assist in understanding the Company’s financial statements. Such financial statements and accompanying notes are the representations of the Company’s management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America (“GAAP”) in all material respects, and have been consistently applied in preparing the accompanying financial statements.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company has $550 in cash as of December 31, 2013.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of December 31, 2013.

INCOME TAXES

Under ASC 740, “Income Taxes”, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2013, there were no deferred taxes. Asset as a full valuation allowance was recorded due to the uncertainty of realization of net operating loss carry forwards prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of December 31, 2013, there are no outstanding dilutive securities.

Fair Value of Financial Instruments

The Company follows guidance for accounting for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Additionally, the Company adopted guidance for fair value measurement related to nonfinancial items that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis. The guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

●	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

●	Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

●	Level 3 inputs are unobservable inputs for the asset or liability.

The carrying amounts of financial assets such as cash approximate their fair values because of the short maturity of these instruments.

NOTE 2 - GOING CONCERN

The Company is in the development stage and has no revenues or profits since its inception on May 1. As of December 31, 2013, the Company has an accumulated deficit of $87,448. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next fiscal year. The continuation of the Company as a going concern is dependent upon financial support from its stockholders, the ability of the Company to obtain necessary equity financing to continue operations.

There is no assurance that the Company will ever be profitable. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

New Accounting Pronouncements Not Yet Adopted In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Top 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry forward, a Similar Tax Loss, or a Tax Credit Carry forward Exists. The objective of ASU No. 2013-11 is to provide guidance on the financial statement presentation of an unrecognized tax benefit when a net loss carry forward, similar tax loss, or tax credit carry forward exists. The amendments in this standard is effective for all entities that have unrecognized tax benefits when a net operating loss carry forward, a similar tax loss, or a tax credit carry forward exists for fiscal ears, and interim periods beginning after December 15, 2013. We are evaluating the effect, if any, adoption of ASU No. 2013-11 will have on our financial statements.

NOTE 4 - STOCKHOLDER’S EQUITY

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

On September 26, 2013, the Company issued 5,000,000 shares of its common stock at $.0001 representing 90.9% of the total outstanding 5,500,000 shares of common stock.

On October 29, 2013, the Company issued 20,000,000 shares of its Series A Preferred stock at $.0001 to Kirill Neklyudov, president of the Registrant and its common stock majority shareholder, representing 100% of the total outstanding 20,000,000 shares of preferred stock.

As of December 31, 2013, 5,500,000 shares of common stock and 20,000,000 preferred stock were issued and outstanding.

NOTE 5 - SUBSEQUENT EVENT

On March 1, 2014, the Company issued 1,000,000 shares of its common stock pursuant to Section 4(2) of the Securities Act of 1933 at par value of $0.0001 to Brazzaco Limited of Nicosia, Cyprus as founder shares. The issuance represents 15.4% of the total outstanding 6,500,000 shares of common stock.

